Form 10-Q
period 2026-03-31
Investcorp US Private Credit BDC II
filed 2026-05-15
CIK 1984739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56810

Investcorp US Private Credit BDC II

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-1974864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
280 Park Avenue, 39th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 690-5034

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2026, the registrant had 1,676,554 common shares of beneficial interest, $0.01 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and December 31, 2025	1
	Consolidated Statements of Operations for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	4
	Consolidated Schedule of Investments as of March 31, 2026 (unaudited)	5
	Consolidated Schedule of Investments as of December 31, 2025	7
	Notes to the Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
SIGNATURES		38

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $44,961,480 and $37,882,847, respectively)	$42,822,949	$37,346,944
Cash and cash equivalents	1,624,725	769,180
Cash and cash equivalents, restricted	14,269,913	3,023,280
Interest receivable	358,346	338,201
Principal receivable	90,853	70,590
Deferred offering costs	—	528,236
Prepaid expenses	182,549	86,689
Total assets	$59,349,335	$42,163,120
Liabilities
Debt:
Revolving credit facility	$22,444,397	$14,500,000
Deferred debt issuance costs	(469,176)	(48,001)
Debt, net	21,975,221	14,451,999
Due to adviser	634,119	680,971
Interest expense payable	270,059	242,611
Accrued organizational and offering expenses	141,727	185,525
Payable for investments purchased	2,687,851	—
Accrued expenses and other liabilities	403,256	290,052
Total liabilities	26,112,233	15,851,158
Commitments and contingencies (See Note 6)
Net Assets:
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 1,676,554 and 1,245,000 shares issued and outstanding, respectively	16,766	12,450
Paid-in-capital in excess of par value	33,476,998	24,887,550
Total distributable earnings	(256,662)	1,411,962
Total net assets	33,237,102	26,311,962
Total liabilities and net assets	$59,349,335	$42,163,120
Net asset value per share	$19.82	$21.13

See accompanying notes to unaudited consolidated financial statements.

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment Income:
Non-controlled, non-affiliated investments:
Interest income	$894,363	$940,511
Payment in-kind interest income	55,071	25,682
Other fee income	16,968	64,027
Total investment income	966,402	1,030,220
Expenses:
Organizational costs	—	156,214
Interest expense	262,883	346,320
Base management fees	103,801	—
Amortization of deferred debt issuance costs	23,223	16,942
Custodian and administrator fees	146,750	84,149
Professional fees	465,935	308,793
Trustees' fees	27,000	—
Insurance expense	21,007	363
Other expenses	79,654	25,445
Total expenses	1,130,253	938,226
Waiver of base management fees	(103,801)	—
Net expenses	1,026,452	938,226
Net investment (loss) income	(60,050)	91,994
Net realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled, non-affiliated investments	(5,946)	290,085
Net change in unrealized (depreciation) on non-controlled, non-affiliated investments	(1,602,628)	(739,168)
Total realized (loss) gain and change in unrealized (depreciation) on investments	(1,608,574)	(449,083)
Net (decrease) in net assets resulting from operations	$(1,668,624)	$(357,089)
Net (decrease) in net assets resulting from operations per share - Basic and diluted	$(1.01)	(0.29)
Weighted average common shares of beneficial interest outstanding	1,652,579	1,245,000

See accompanying notes to unaudited consolidated financial statements.

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net assets at beginning of period	$26,311,962	$28,024,896
Net (decrease) increase in net assets resulting from operations:
Net investment (loss) income	(60,050)	91,994
Net realized (loss) gain on investments	(5,946)	290,085
Net change in unrealized (depreciation) on investments	(1,602,628)	(739,168)
Net (decrease) in net assets resulting from operations	(1,668,624)	(357,089)
Capital transactions:
Issuance of common shares	9,122,000	—
Offering costs	(528,236)	—
Net increase in net assets resulting from capital transactions	8,593,764	—
Net increase (decrease) in net assets	6,925,140	(357,089)
Net assets at end of period	$33,237,102	$27,667,807

See accompanying notes to unaudited consolidated financial statements.

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (decrease) in net assets resulting from operations	$(1,668,624)	$(357,089)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Origination and purchase of investments	(10,609,662)	(1,695,372)
Payment in-kind interest	(55,071)	(25,682)
Sales and repayments of investments	3,602,669	1,709,592
Amortization of deferred income	(17,666)	—
Amortization of discount/premium on investments	(22,515)	(2,231)
Amortization of deferred debt issuance costs	23,223	16,942
Net realized loss (gain) on investments	5,946	(290,085)
Net change in unrealized depreciation on investments	1,602,628	739,168
Net (increase) decrease in operating assets:
Interest receivable	(20,145)	127,774
Principal receivable	(20,263)	69,739
Prepaid expenses	(95,860)	(111,813)
Net increase (decrease) in operating liabilities:
Due to advisor	(46,852)	28,679
Interest payable	27,448	(74,288)
Accrued organizational cost	(9,906)	(362,260)
Payable for investments purchased	2,687,851	—
Accrued expenses and other liabilities	130,870	231,019
Net cash provided by (used in) operating activities	(4,485,929)	4,093
Cash Flows from Financing Activities:
Proceeds from borrowing on revolving financing facility	15,500,000	3,900,000
Repayments of borrowing on revolving financing facility	(7,555,603)	(7,500,000)
Issuance of common shares	9,122,000	—
Payment for deferred financing costs	(444,398)	—
Payment for deferred offering costs	(33,892)	(8,678)
Net cash (used in) provided by financing activities	16,588,107	(3,608,678)
Net change in Cash	12,102,178	(3,604,585)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	3,792,460	7,543,378
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$15,894,638	$3,938,793
Supplemental and non-cash financing cash flow information:
Cash paid for interest	$235,434	$377,246
Accrued offering cost	$—	$(13,595)
Deferred income received in common shares	$—	$157,225
Non-cash purchase of investments	$—	$(2,090,278)
Non-cash sale of investments	$—	$2,090,278

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$1,624,725	$1,250,371
Restricted cash and cash equivalents	14,269,913	2,688,422
Cash and cash equivalents and restricted cash and cash equivalents	$15,894,638	$3,938,793

See accompanying notes to unaudited consolidated financial statements.

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

Investments *(1)(2)	Investment Type	Interest Rate (10)	Maturity Date	Principal Amount / Shares	Amortized Cost	Fair Value	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Investments (9)
Senior Secured First Lien Debt Investments
Commercial Services & Supplies
NorthStar Group Services Inc.	Term Loan	3M S + 4.75% (0.50% Floor)	5/31/2030	$2,456,250	$2,447,886	$2,471,601	7.4%	(3)(7)
					2,447,886	2,471,601	7.4%
Construction & Engineering
Congruex Group LLC	Term Loan B	3M S +1.50% + 5.00% PIK (1.50% Floor)	5/3/2029	2,156,829	2,145,756	1,978,890	6.0%	(4)(7)
					2,145,756	1,978,890	6.0%
Containers & Packaging
Bioplan USA, Inc.	Priority Term Loan	3M S +10.00% (4.00% Floor)	3/8/2027	192,913	197,143	192,913	0.6%	(7)
					197,143	192,913	0.6%
Diversified Consumer Services
Axiom Global Inc.	Term Loan	3M S + 4.50% (0.75% Floor)	10/2/2028	2,187,717	2,172,666	2,154,901	6.5%	(7)
LaserAway Intermediate Holdings II, LLC	Term Loan	3M S + 5.75% (0.75% Floor)	10/14/2027	2,901,515	2,890,899	2,879,754	8.6%	(7)
					5,063,565	5,034,655	15.1%
Food Products
Max US Bidco Inc.	Term Loan B	3M S + 5.00%	10/2/2030	3,439,899	3,344,954	2,842,217	8.6%	(3)(7)
					3,344,954	2,842,217	8.6%
Hotels, Restaurants & Leisure
AMCP Clean Acquisition Company, LLC	Term Loan	3M S + 4.25%	3/15/2030	2,662,047	2,658,815	2,658,720	8.0%
					2,658,815	2,658,720	8.0%

Household Durables
Easy Way Leisure Corporation	Term Loan	3M S +2.50% + 5.00% PIK (1.00% Floor)	10/15/2026	486,993	487,003	353,070	1.1%	(7)(12)
					487,003	353,070	1.1%
Insurance
Integrity Marketing Acquisition, LLC	Term Loan	3M S + 5.00% (0.75% Floor)	8/25/2028	3,131,557	3,127,708	3,131,557	9.4%	(7)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	3M S + 5.00% (0.75% Floor)	8/25/2028	—	(230)	—	0.0%	(5)(7)(11)
Integrity Marketing Acquisition, LLC	Revolver	3M S + 5.00% (0.75% Floor)	8/25/2028	—	(206)	—	0.0%	(5)(7)(11)
Likewize Corporation	Term Loan	3M S + 5.75% (0.50% Floor)	8/27/2029	950,000	929,039	919,125	2.8%	(7)
					4,056,311	4,050,682	12.2%
Interactive Media and Services
Uniguest Holdings	Term Loan	1M S + 5.00% (1.00% Floor)	11/27/2030	2,351,190	2,322,787	2,310,045	7.0%	(7)
Uniguest Holdings	Delayed Draw Term Loan	1M S + 5.00% (1.00% Floor)	11/27/2030	—	(2,781)	—	0.0%	(5)(11)
Uniguest Holdings	Revolver	1M S + 5.00% (1.00% Floor)	11/27/2030	—	—	—	0.0%	(5)
					2,320,006	2,310,045	7.0%
IT Services
Accelevation LLC	Term Loan	1M S + 4.50% (0.75% Floor)	1/2/2031	1,221,538	1,206,615	1,221,538	3.7%	(7)
Accelevation LLC	Delayed Draw Term Loan	1M S + 4.50% (0.75% Floor)	1/2/2031	295,648	290,791	295,648	0.9%	(5)
Accelevation LLC	Revolver	1M S + 4.50% (0.75% Floor)	1/2/2031	102,564	98,800	102,564	0.3%	(5)
Argano, LLC	Term Loan	1M S + 5.50% (1.00% Floor)	9/13/2029	2,393,397	2,356,333	2,381,430	7.1%	(7)
Argano, LLC	Delayed Draw Term Loan	1M S + 5.50% (1.00% Floor)	9/13/2029	1,000,390	983,607	995,388	3.0%	(5)(7)
Argano, LLC	Revolver	1M S + 5.50% (1.00% Floor)	9/13/2029	—	—	—	0.0%	(5)
					4,936,146	4,996,568	15.0%
Professional Services
Crisis Prevention Institute, Inc.	Term Loan	3M S + 4.00% (0.50% Floor)	4/9/2031	1,481,250	1,475,817	1,470,141	4.4%	(7)
Klein Hersh, LLC	Term Loan - First Out	1M S + 3.75%	4/27/2028	996,943	918,390	996,943	3.0%	(7)

See accompanying notes to unaudited consolidated financial statements.

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2026

Investments *(1)(2)	Investment Type	Interest Rate (13)	Maturity Date	Principal Amount / Shares	Amortized Cost	Fair Value	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Investments (9)
Senior Secured First Lien Debt Investments
Professional Services, continued
Work Genius Holdings, Inc.	Term Loan	3M S + 7.00% (1.00% Floor)	6/7/2027	$2,418,358	$2,418,358	$2,105,180	6.3%	(7)
Work Genius Holdings, Inc.	Term Loan - Add On	3M S + 7.00% (1.00% Floor)	6/7/2027	250,390	250,390	217,964	0.7%	(7)
					5,062,955	4,790,228	14.3%
Software
AppLogic Networks Parent LLC	Term Loan - Sandvine Exit	3M S + 1.00% + 5.00% PIK	3/4/2030	851,570	851,570	828,152	2.5%	(4)(7)
Modena Buyer LLC	Term Loan	3M S + 4.25%	7/1/2031	2,992,424	2,985,060	2,689,441	8.1%	(3)(7)
					3,836,630	3,517,593	10.6%
Specialty Retail
American Auto Auction Group, LLC	Term Loan	3M S + 4.50%	5/28/2032	2,970,000	2,949,547	2,951,437	8.9%	(3)(7)
					2,949,547	2,951,437	8.9%
Trading Companies & Distributors
Xenon Arc, Inc.	Term Loan	3M S + 5.75% (0.75% Floor)	12/20/2028	2,901,515	2,892,123	2,857,992	8.5%	(7)
					2,892,123	2,857,992	8.5%
Total Senior Secured First Lien Debt Investments					42,398,840	41,006,611	123.4%

Equity Investments (8)			Acquisition Date
Health Care Providers & Services
Discovery Behavioral Health, LLC	Preferred Equity	13.50% PIK	10/10/2023	750	$750,000	$—	0.0%	(6)
					750,000	—	0.0%
Professional Services
Work Genius, LLC	A-1 Equity Units		3/31/2025	215	157,225	48,092	0.1%	(6)
					157,225	48,092	0.1%
Software
AppLogic Networks Parent LLC	Equity Interest		3/3/2025	60,691	1,280,415	1,335,202	4.0%	(6)
					1,280,415	1,335,202	4.0%
Trading Companies & Distributors
Pegasus Aggregator Holdings LP	Equity Interest		6/3/2024	4	375,000	433,044	1.3%	(6)
					375,000	433,044	1.3%
Total Equity Investments					2,562,640	1,816,338	5.5%
Total Investments					$44,961,480	$42,822,949	128.8%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 8 of the Unaudited Consolidated Schedule of Investments as of March 31, 2026 for additional information on our restricted securities.
(2)
Unless indicated otherwise, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of trustees (see Note 4).
(3)
These investments represent Level 2 investments (see Note 4).
(4)
Principal amount includes capitalized PIK interest unless otherwise noted.
(5)
Refer to Note 6 for more detail on the unfunded commitments.
(6)
Securities are non-income producing.
(7)
A portion or all is held by the Company through Investcorp US Private Credit BDC II SPV LLC and pledged as collateral for the revolving credit facility held through Capital One, N.A. ("Capital One").
(8)
These securities were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be "restricted securities" under the Securities Act. As of March 31, 2026, the Company's portfolio company investments that were subject to restrictions on sales totaled $1,816,338 at fair value and represented 5.5% of the Company's net assets.
(9)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of March 31, 2026, the Company had no "Affiliated Investments" or "Control Investments.”
(10)
PIK - Payment-In-Kind
(11)
Negative cost amount represents unamortized fees as of March 31, 2026.
(12)
Classified as non-accrual asset.

1M S - 1 month Secured Overnight Financing Rate ("SOFR") (3.66% as of March 31, 2026)

3M S - 3 month SOFR (3.68% as of March 31, 2026)

6M S - 6-month SOFR (3.70% as of March 31, 2026)

See accompanying notes to unaudited consolidated financial statements

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Schedule of Investments

December 31, 2025

Investments *(1)(2)	Investment Type	Interest Rate (10)	Maturity Date	Principal Amount / Shares	Amortized Cost	Fair Value	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Investments (9)
Senior Secured First Lien Debt Investments
Commercial Services & Supplies
NorthStar Group Services Inc.	Term Loan	6M S + 4.75% (0.50% Floor)	5/31/2030	$2,462,500	$2,453,724	$2,487,125	9.5%	(3)(7)
					2,453,724	2,487,125	9.5%
Construction & Engineering
Congruex Group LLC	Term Loan B	3M S +1.50% + 5.00% PIK (1.50% Floor)	5/3/2029	2,112,270	2,100,421	1,922,166	7.3%	(4)(7)
					2,100,421	1,922,166	7.3%
Containers & Packaging
Bioplan USA, Inc.	Priority Term Loan	3M S +10.00% (4.00% Floor)	3/8/2027	396,590	407,375	404,521	1.5%	(7)
					407,375	404,521	1.5%
Diversified Consumer Services
Axiom Global Inc.	Term Loan	3M S + 4.50% (0.75% Floor)	10/2/2028	2,193,284	2,176,914	2,171,351	8.3%	(7)
LaserAway Intermediate Holdings II, LLC	Term Loan	3M S + 5.75% (0.75% Floor)	10/14/2027	2,909,091	2,896,921	2,894,545	11.0%	(7)
					5,073,835	5,065,896	19.3%
Food Products
Max US Bidco Inc.	Term Loan B	3M S + 5.00% (0.00% Floor)	10/2/2030	3,448,674	3,349,567	2,724,453	10.4%	(3)(7)
					3,349,567	2,724,453	10.4%
Household Durables
Easy Way Leisure Corporation	Term Loan	3M S + 7.50% (1.00% Floor)	1/15/2026	496,250	495,690	398,241	1.5%	(7)(12)
					495,690	398,241	1.5%
Insurance
Asurion, LLC	Term Loan	1M S + 4.00% (0.00% Floor)	8/21/2028	992,308	990,790	994,788	3.8%	(3)(7)
Integrity Marketing Acquisition, LLC	Term Loan	3M S + 5.00% (0.75% Floor)	8/25/2028	447,901	447,363	447,901	1.7%	(7)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	3M S + 5.00% (0.75% Floor)	8/25/2028	—	(28)	—	0.0%	(5)(7)(11)
Integrity Marketing Acquisition, LLC	Revolver	3M S + 5.00% (0.75% Floor)	8/25/2028	—	(28)	—	0.0%	(5)(7)(11)
Likewize Corporation	Term Loan	3M S + 5.75% (0.50% Floor)	8/27/2029	962,500	940,048	938,438	3.5%	(7)
					2,378,145	2,381,127	9.0%
Interactive Media and Services
Uniguest Holdings	Term Loan	1M S + 5.00% (1.00% Floor)	11/27/2030	2,357,143	2,327,528	2,333,571	8.9%	(7)
Uniguest Holdings	Delayed Draw Term Loan	3M S + 5.00% (1.00% Floor)	11/27/2030	—	(2,918)	—	0.0%	(5)(11)
Uniguest Holdings	Revolver	3M S + 5.00% (1.00% Floor)	11/27/2030	—	—	—	0.0%	(5)
					2,324,610	2,333,571	8.9%
IT Services
Accelevation LLC	Term Loan	1M S + 4.50% (0.75% Floor)	1/2/2031	1,224,615	1,209,066	1,224,615	4.7%	(7)
Accelevation LLC	Delayed Draw Term Loan	1M S + 4.50% (0.75% Floor)	1/2/2031	296,391	291,331	296,391	1.1%	(5)
Accelevation LLC	Revolver	1M S + 4.50% (0.75% Floor)	1/2/2031	51,282	47,359	51,282	0.2%	(5)
Argano, LLC	Term Loan	1M S + 5.50% (1.00% Floor)	9/13/2029	2,399,441	2,360,130	2,393,442	9.1%	(7)
Argano, LLC	Delayed Draw Term Loan	1M S + 5.50% (1.00% Floor)	9/13/2029	1,002,118	984,352	999,613	3.8%	(5)(7)
Argano, LLC	Revolver	1M S + 5.50% (1.00% Floor)	9/13/2029	—	—	—	0.0%	(5)
					4,892,238	4,965,343	18.9%
Professional Services
Crisis Prevention Institute, Inc.	Term Loan	3M S + 4.00% (0.50% Floor)	4/9/2031	1,485,000	1,479,345	1,485,000	5.6%	(7)
Klein Hersh, LLC	Term Loan - First Out	1M S + 3.75% (0.00% Floor)	4/27/2028	1,083,109	993,163	1,083,109	4.1%	(7)

See accompanying notes to consolidated financial statements.

Investcorp US Private Credit BDC II and Subsidiary

Consolidated Schedule of Investments - (continued)

December 31, 2025

Investments *(1)(2)	Investment Type	Interest Rate (13)	Maturity Date	Principal Amount / Shares	Amortized Cost	Fair Value	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Investments (9)
Senior Secured First Lien Debt Investments
Professional Services, continued
Work Genius Holdings, Inc.	Term Loan	3M S + 7.00% (1.00% Floor)	6/7/2027	$2,424,638	$2,424,638	$2,218,544	8.4%	(7)
Work Genius Holdings, Inc.	Term Loan - Add On	3M S + 7.00% (1.00% Floor)	6/7/2027	251,022	251,022	229,685	0.9%	(7)
					5,148,168	5,016,338	19.0%
Software
AppLogic Networks Parent LLC	Term Loan - Sandvine Exit	3M S + 1.00% + 5.00% PIK (0.00% Floor)	3/4/2030	841,057	841,057	836,851	3.2%	(4)(7)
					841,057	836,851	3.2%
Specialty Retail
American Auto Auction Group, LLC	Term Loan	3M S + 4.50% (0.00% Floor)	5/28/2032	2,977,500	2,956,411	2,929,116	11.1%	(3)(7)
					2,956,411	2,929,116	11.1%
Trading Companies & Distributors
Xenon Arc, Inc.	Term Loan	3M S + 5.75% (0.75% Floor)	12/20/2028	2,909,091	2,898,966	2,858,182	10.8%	(7)
					2,898,966	2,858,182	10.8%
Total Senior Secured First Lien Debt Investments					35,320,207	34,322,930	130.4%

Equity Investments (8)			Acquisition Date
Health Care Providers & Services
Discovery Behavioral Health, LLC	Preferred Equity	13.50% PIK	10/10/2023	750	$750,000	$1,312,500	5.0%	(6)
					750,000	1,312,500	5.0%
Professional Services
Work Genius, LLC	A-1 Equity Units		3/31/2025	215	157,225	50,551	0.2%	(6)
					157,225	50,551	0.2%
Software
AppLogic Networks Parent LLC	Equity Interest		3/3/2025	60,691	1,280,415	1,230,207	4.7%	(6)
					1,280,415	1,230,207	4.7%
Trading Companies & Distributors
Pegasus Aggregator Holdings LP	Equity Interest		6/3/2024	4	375,000	430,756	1.6%	(6)
					375,000	430,756	1.6%
Total Equity Investments					2,562,640	3,024,014	11.5%
Total Investments					$37,882,847	$37,346,944	141.9%

* All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.

(1)
Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 8 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.
(2)
Unless indicated otherwise, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of trustees (see Note 4).
(3)
These investments represent Level 2 investments (see Note 4).
(4)
Principal amount includes capitalized PIK interest unless otherwise noted.
(5)
Refer to Note 6 for more detail on the unfunded commitments.
(6)
Securities are non-income producing.
(7)
A portion or all is held by the Company through Investcorp US Private Credit BDC II SPV LLC and pledged as collateral for the revolving credit facility held through Capital One.
(8)
These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2025, the Company's portfolio company investments that were subject to restrictions on sales totaled $3,024,014 at fair value and represented 11.5% of the Company's net assets.
(9)
As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of a portfolio company if it owns 5% or more, up to 25% (inclusive), of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” a portfolio company if it owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). As of December 31, 2025, the Company had no "Affiliated Investments" or "Control Investments.”
(10)
PIK - Payment-In-Kind
(11)
Negative cost amount represents unamortized fees as of December 31, 2025.
(12)
Classified as non-accrual asset.

1M S - 1 month Secured Overnight Financing Rate ("SOFR") (3.69% as of December 31, 2025)

3M S - 3 month SOFR (3.65% as of December 31, 2025)

6M S - 6-month SOFR (3.57% as of December 31, 2025)

See accompanying notes to consolidated financial statements

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2026

Note 1. Organization

Investcorp US Private Credit BDC II ("BDC II" and, collectively with its consolidated subsidiary, the "Company") is a Delaware statutory trust organized under the laws of the state of Delaware and commenced investment operations on January 25, 2023. The Company’s primary investment objective is to maximize total return to stockholders in the form of current income and capital appreciation by investing directly in debt and related equity of privately held middle-market companies to help these companies fund acquisitions, growth or refinancing. The Company invests primarily in middle-market companies in the form of standalone first and second lien loans, unitranche loans and mezzanine loans. The Company may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments.

The Company has engaged CM Investment Partners LLC (the “Adviser”) to serve as the investment adviser for the Company, and in such capacity, provide investment management services for the Company. The Company has engaged the Adviser as the administrator of the Company to provide certain administrative services to the Company.

BDC II is a newly organized, externally managed closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and expects to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes.

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets,” as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets generally include investments in “eligible portfolio companies,” which, under the 1940 Act, are generally defined as any issuer that (1) is organized under the laws of, and has its principal place of business, in the United States; (2) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and (3) either does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal place of business in the United States. As of March 31, 2026, the Company did not hold any non-qualifying assets in its portfolio.

The Company and the Adviser have entered into an investment advisory agreement (the “Investment Advisory Agreement”) where the Adviser will provide services to the Company, including but not limited to the following:

•
determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identifying, evaluating and negotiating the structure of the investments the Company makes;
•
executing, closing, servicing and monitoring the investments the Company makes;
•
determining the securities and other assets that the Company will purchase, retain or sell;
•
performing due diligence on prospective portfolio companies; and
•
providing the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

On January 25, 2023, Investcorp Investment Holdings Limited, an affiliate of the Adviser, purchased 1,245,000 common shares of beneficial interest (“Shares”) of the Company at $20.00 per share, which Shares were later assigned to Investcorp BDC Holdings Limited.

Investcorp US Private Credit BDC II SPV, LLC ("BDC II SPV") is a wholly owned subsidiary of BDC II that was formed as a Delaware limited liability company for the purpose of entering into the senior secured revolving credit facility (the “Capital One Revolving Financing Agreement”) with Capital One, N.A. (“Capital One”). BDC II SPV is consolidated in the Company’s consolidated financial statements commencing from the date of its formation.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

a. Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting of Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025. All values are stated in U.S. dollars, unless noted otherwise. The consolidated financial statements

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods included herein as required by U.S. GAAP. These adjustments are normal and recurring in nature.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the fair value of investments and other amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing the Company’s consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates. All material inter-company balances and transactions have been eliminated.

The Company is an investment company following the accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies ("ASC 946").

As permitted under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing all or substantially all of its services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiary, BDC II SPV, which is a special purpose vehicle used to finance certain investments in its consolidated financial statements. The effects of all material intercompany balances and transactions have been eliminated in consolidation.

b. Revenue Recognition

Our revenue recognition policies are as follows:

Net realized gains (losses) on investments: Gains or losses on the sale of investments are calculated using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on the accrual basis. Origination, closing, commitment fees, and purchase and original issue discounts (“OID”) associated with loans to portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of discounts or premiums is calculated by the effective interest or straight-line method (only when it approximates the effective interest method) as of the purchase date and is adjusted only for material amendments or prepayments. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized fees and discounts are recorded as other income and are non-recurring in nature.

Structuring fees and similar fees are recognized as income as earned, usually when received. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other fee income.

We may hold debt investments in our portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. However, capitalized PIK interest will not be reversed when a loan is placed on non-accrual status. Deferred fees (i.e., OID) are not amortized during periods in which a loan is placed on non-accrual status. Interest payments received on non-accrual loans are applied as reductions to principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. PIK interest is not accrued if management does not expect the issuer to be able to pay all principal and interest when due. As of March 31, 2026 and December 31, 2025, we had one investment on non-accrual status.

c. Net Increase (Decrease) in Net Assets Resulting from Operations per Share

The net increase (decrease) in net assets resulting from operations per share is calculated based upon the weighted average number of common shares of beneficial interest outstanding during the reporting period.

d. Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents, and restricted cash and cash equivalents consist of bank demand deposits and may include highly liquid investments (e.g., money market funds) with original maturities of three months or less. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits. All of the Company’s cash deposits are held at what management believes to be large established high credit quality financial institutions. Management believes that the risk of loss associated with any uninsured balances is remote. The Company has restrictions on the uses of the cash held by BDC II SPV based on the terms of the Capital One Revolving Financing Agreement. For more information on the

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

Company’s financing arrangements and borrowings, see Note 5. Restricted cash is carried at cost plus accrued interest, which approximates fair value. Cash equivalents and restricted cash equivalents, that are invested in money market mutual funds, are carried at their net asset value, which approximates fair value. Cash equivalents and restricted cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820, as defined below.

e. Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common shares of beneficial interest, including legal, accounting and printing fees, and other related expenses, as well as costs incurred in connection with the filing of a registration statement. These costs were capitalized when incurred and were recognized as a reduction of offering proceeds when the offering was completed.

f. Investment Transactions and Expenses

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Purchases of loans, including delayed draw term loans and revolving credit facilities, are recorded on a fully committed basis.

Expenses are accrued as incurred.

Organizational costs consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred.

Offering costs are charged to paid-in capital upon sale of shares.

g. Investment Valuation

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) issued by the Financial Accounting Standards Board (“FASB"), which establishes a framework for measuring fair value and required disclosures of fair value measurements and Rule 2a-5 under the 1940 Act. ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its investments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the investment rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing investment at the measurement date. Fair value is defined as the price that would be received upon a sale of an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset or liability, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Securities that are traded on securities exchanges (including such securities traded in the after-hours market) are valued on the basis of the closing price on the valuation date (if such prices are available). Securities that are traded on more than one securities exchange are valued at the closing price on the primary securities exchange on which such securities are traded on the valuation date (or if reported on the consolidated tape, then their last sales price on the consolidated tape). Listed options for which the last sales price falls between the last “bid” and “ask” prices for such options, are valued at their last sales price on the date of the valuation on the primary securities exchange on which such options are traded. Options for which the last sales price on the valuation date does not fall between the last “bid” and “ask” prices are valued at the average of the last “bid” and “ask” prices for such options on that date. To the extent these securities are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The Company did not hold any Level 1 investments as of March 31, 2026 and December 31, 2025.

Investments that are not traded on securities exchanges but are traded on the over-the-counter markets (such as term loans, notes and warrants) are valued using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (when observable) and fundamental data relating to the issuer. These investments are categorized in Level 2 of the fair value hierarchy, or in instances when lower relative weight is placed on transaction prices, quotations, or similar observable inputs, they are categorized in Level 3. The Company held four Level 2 investments as of March 31, 2026 and December 31, 2025.

Investments for which market quotations are not readily available or which may be considered unreliable are fair valued by the board of trustees of the Company (the "Board"), in good faith, using a method determined to be appropriate in the given circumstances and in accordance with Rule 2a-5 under the 1940 Act. Those investments for which market quotations are not readily available or for which

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate, in addition to an asset approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values. The asset approach uses estimates of the cost to replace an asset’s service capacity.

Observable inputs used in these approaches may include, but are not limited to, interest rate yield curves, credit spreads, recovery rates, comparable company transactions, trading multiples, and volatilities. Unobservable inputs used in these approaches may include, but are not limited to, illiquidity discount, PIK discount, yield, broker quotes, implied volatility, recent funding and intrinsic value. The Board will typically make changes in the valuation method as changes in the underlying company dictates, such as moving from the asset approach to market approach when underlying conditions change at the company. Because of the inherent uncertainty of valuation in these circumstances, the estimated fair values for the aforementioned investments may differ significantly from values that would have been used had a ready and liquid market for such investments existed or from the amounts that might ultimately be realized, and such differences could be material. At March 31, 2026 and December 31, 2025, investments fair valued in good faith based on management developed models represented approximately 74% and 76% of all the Company’s investments, respectively.

The Adviser seeks to ensure that the Company’s valuation policies and procedures, as approved by the Company’s Board, are consistently applied across all investments of the Company. The valuation process for Level 3 investments is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment. The investment professionals prepare the preliminary valuations based on their evaluation of financial and operating data, company-specific developments, market valuations of comparable securities from the same company or that of comparable companies as well as any other relevant factors including recent purchases and sales that may have occurred preceding quarter-end. Valuation models are typically calibrated upon initial funding, and are re-calibrated as necessary upon subsequent material events (including, but not limited to additional financing activity, changes in comparable companies, and recent trades). The preliminary valuation conclusions are then documented and discussed with senior management of the Adviser. On a periodic basis and at least once annually, independent valuation firm(s) engaged by the Board conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment. The Audit Committee of the Company’s Board (the “Audit Committee”) then reviews the preliminary valuations of the Adviser and that of the independent valuation firms. The Audit Committee discusses the valuations and makes a recommendation to the Company’s Board regarding the fair value of each investment in good faith based on the input of the Adviser and the independent valuation firm(s). Upon recommendation by the Audit Committee and a review of the valuation materials of the Adviser and the third-party independent valuation firm(s), the Board determines, in good faith, the fair value of each investment.

For more information on the classification of the Company’s investments by major categories, see Note 4.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under U.S. GAAP approximates the carrying amounts presented in the Consolidated Statements of Assets and Liabilities.

h. Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

i. Income Taxes

The Company elected to be regulated as a BDC under the 1940 Act on January 5, 2026. The Company intends to elect to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2026. To qualify for tax treatment as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

As a RIC, the Company will be subject to a 4% U.S. federal excise tax on undistributed earnings unless it distributes each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 in that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2026, the Company did not incur any U.S. federal excise tax.

U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company’s policy is to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions. This conclusion may be subject to review and adjustment at a later date based on factors, including but not limited to, ongoing analysis and changes to laws, regulations, and interpretations thereof. There are currently no tax years that are subject to examinations by taxing authorities.

Note 3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 4. Investments

The Company’s investments, at any time, may include securities and other financial instruments, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, revolvers and delayed draw facilities, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these consolidated financial statements as “investments”).

a. Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk, liquidity risk and credit risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Company may invest in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Company manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

With respect to liquidity risk, the Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making the purchase or sale of such securities and financial instruments at desired prices or in desired

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Credit risk is the potential loss the Company may incur from a failure of an issuer to make payments according to the terms of a contract. The Company is subject to credit risk because of its strategy of investing in the debt of leveraged companies. The Company’s exposure to credit risk on its investments is limited to the fair value of the investments.

b. Investments

The composition of the Company’s investments by investment type as of March 31, 2026 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

As of March 31, 2026	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$42,398,840	94.3%	$41,006,611	95.8%
Equity - Preferred Stock	750,000	1.7%	—	—%
Equity - Common Stock	1,812,640	4.0%	1,816,338	4.2%
Total	$44,961,480	100.0%	$42,822,949	100.0%

The composition of the Company’s investments by investment type as of December 31, 2025 as a percentage of the total portfolio, at amortized cost and fair value are as follows:

As of December 31, 2025	Investments at Amortized Cost	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt Investments	$35,320,207	93.2%	$34,322,930	91.9%
Equity - Preferred Stock	750,000	2.0%	1,312,500	3.5%
Equity - Common Stock	1,812,640	4.8%	1,711,514	4.6%
Total	$37,882,847	100.0%	$37,346,944	100.0%

The amortized cost above represents the original cost adjusted for any accretion or discounts, amortization of premiums and PIK interest or dividends.

The Company uses Global Industry Classification Standard (“GICS”) codes for classifying the industry groupings of its portfolio. The following table shows the portfolio composition by industry grouping at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry Classification	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Diversified Consumer Services	$5,034,655	11.76%	$5,065,896	13.56%
IT Services	4,996,568	11.67%	4,965,343	13.30%
Software	4,852,795	11.33%	2,067,058	5.53%
Professional Services	4,838,320	11.30%	5,066,889	13.57%
Insurance	4,050,682	9.46%	2,381,127	6.38%
Trading Companies & Distributors	3,291,036	7.69%	3,288,938	8.81%
Specialty Retail	2,951,437	6.89%	2,929,116	7.84%
Food Products	2,842,217	6.64%	2,724,453	7.29%
Hotels, Restaurants, and Leisure	2,658,720	6.21%	—	—%
Commercial Services & Supplies	2,471,601	5.77%	2,487,125	6.66%
Interactive Media and Services	2,310,045	5.39%	2,333,571	6.25%
Construction & Engineering	1,978,890	4.62%	1,922,166	5.15%
Household Durables	353,070	0.82%	398,241	1.07%
Containers & Packaging	192,913	0.45%	404,521	1.08%
Health Care Providers & Services	—	—%	1,312,500	3.51%
Total	$42,822,949	100.00%	$37,346,944	100.00%

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

The following table shows the portfolio composition by geographic grouping at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Geographic Region	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
U.S. West	$13,217,573	30.87%	$11,711,846	31.36%
U.S. Southwest	15,231,732	35.57%	9,775,568	26.18%
U.S. Northeast	6,032,693	14.09%	6,473,535	17.33%
U.S. Midwest	3,876,005	9.05%	3,886,285	10.41%
U.S. Southeast	2,310,045	5.39%	3,328,359	8.91%
U.S. Mid-Atlantic	2,154,901	5.03%	2,171,351	5.81%
Total	$42,822,949	100.00%	$37,346,944	100.00%

The Company’s investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company will invest in directly originated and highly negotiated transactions with a primary focus on the debt of middle-market companies in the United States. During the three months ended March 31, 2026, the Company made investments in new and existing portfolio companies of approximately $10.3 million to which it was not previously contractually committed to provide financial support. During the three months ended March 31, 2025, the Company made investments in a new portfolio company of approximately $1.3 million to which it was not previously contractually committed to provide financial support. During the three months ended March 31, 2026, the Company made investments of $0.3 million in a company to which it was committed to provide financial support through the terms of the revolvers. During the three months ended March 31, 2025, the Company made investment of $0.2 million in a company to which it was committed to provide financial support through the terms of delayed draw term loans. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedules of Investments.

c. Fair Value Measurements

ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy that prioritizes the inputs used in the valuation of an asset or liability based upon their transparency. The valuation hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assets and liabilities measured at fair value have been classified in the following three categories:

Level 1	Valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2

Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Valuation is based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Unobservable inputs are developed based on the best information available under the circumstances, which might include the Company’s own data. The Company’s own data used to develop unobservable inputs is adjusted if information is reasonably available without undue cost and effort that indicates that market participants would use different assumptions.

The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of the market and other characteristics particular to the security. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

Estimates of fair value for cash and cash equivalents and restricted cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are generally measured using unobservable inputs, or Level 3 inputs, except for a few investments in which fair value is estimated using Level 2 inputs.

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets (other than cash and cash equivalents and restricted cash and cash equivalents) and liabilities measured at fair value as of March 31, 2026:

As of March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$10,954,696	$30,051,915	$41,006,611
Equity - Preferred Stock	—	—	—	—
Equity - Common Stock	—	—	1,816,338	1,816,338
Total Investments	$—	$10,954,696	$31,868,253	$42,822,949

The following table summarizes the classifications within the fair value hierarchy of the Company’s assets (other than cash and cash equivalents and restricted cash and cash equivalents) and liabilities measured at fair value as of December 31, 2025:

As of December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investments
Senior Secured First Lien Debt Investments	$—	$9,135,482	$25,187,448	$34,322,930
Equity - Preferred Stock	—	—	1,312,500	1,312,500
Equity - Common Stock	—	—	1,711,514	1,711,514
Total Investments	$—	$9,135,482	$28,211,462	$37,346,944

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026:

	Senior Secured First Lien Debt Investments	Equity Investments	Total Investments
Fair value at December 31, 2025	$25,187,448	$3,024,014	$28,211,462
Purchases	5,609,662	—	5,609,662
Payment in-kind interest	55,071	—	55,071
Sales	—	—	—
Repayments	(580,279)	—	(580,279)
Amortization of discount/premium on investments	17,223	—	17,223
Net realized gains (losses)	—	—	—
Transfers in	—	—	—
Transfers out	—	—	—
Net change in unrealized appreciation (depreciation)	(237,210)	(1,207,676)	(1,444,886)
Fair value at March 31, 2026	$30,051,915	$1,816,338	$31,868,253
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2026	$(237,210)	$(1,207,676)	$(1,444,886)

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	Senior Secured First Lien Debt Investments	Equity Investments	Total Investments
Fair value at December 31, 2024	$33,300,092	$1,555,077	$34,855,169
Purchases	1,695,372	157,225	1,852,597
Payment in-kind interest	25,682	—	25,682
Sales	—	—	—
Repayments	(958,866)	—	(958,866)
Amortization of discount/premium on investments	19,529	—	19,529
Net realized gains (losses)	290,085	—	290,085
Transfers in	—	1,280,415	1,280,415
Transfers out	(1,280,415)	—	(1,280,415)
Net change in unrealized appreciation (depreciation)	(437,187)	159,305	(277,882)
Fair value at March 31, 2025	$32,654,292	$3,152,022	$35,806,314
Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2025	$(616,781)	$159,305	$(457,476)

Transfers into Level 3 during or at the end of the reporting period are reported under Level 1 or Level 2 as of the beginning of the period. Transfers out of Level 3 during or at the end of the reporting period are reported under Level 3 as of the beginning of the period. During the three months ended March 31, 2026 and the three months ended March 31, 2025, there were no transfers into or out of Level 3. Changes in unrealized gains (losses) relating to Level 3 instruments are included in "Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments" on the Unaudited Consolidated Statements of Operations.

During the three months ended March 31, 2025, $1,280,415 transferred from Senior Secured First Lien Debt Investments Level 3 to Equity Investments Level 3 due to restructurings. During the three months ended March 31, 2026, there were no transfers between Senior Secured First Lien Debt Investments Level 3 and Equity Investments Level 3.

The following tables provide quantitative information regarding the Company’s Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. This information presents the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured debt is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Fair Value as of March 31, 2026	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$24,716,980	Income Approach	Market Yields	9.9%	6.25% - 16.34%
Senior Secured First Lien Debt Investments	4,981,865	Recent Transaction	Recent Transaction	N/A	N/A
Senior Secured First Lien Debt Investments	353,070	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity - Preferred Stock	—	Market Approach	EBITDA Multiple	6.4x	6.4x-6.4x
Equity - Common Stock	1,816,338	Market Approach	EBITDA Multiple	12.0x	11.7x - 13.0x
Total	$31,868,253

(1) Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

(2) Weighted by fair value.

	Fair Value as of December 31, 2025	Valuation Methodology	Unobservable Input(s)	Weighted Average (2)	Range
Senior Secured First Lien Debt Investments	$24,789,207	Income Approach	Market Yields	10.40%	4.60% - 18.53%
Senior Secured First Lien Debt Investments	398,241	Recovery Analysis	Recovery Amount (1)	N/A	N/A
Equity - Preferred Stock	1,312,500	Market Approach	EBITDA Multiple	13.20	13.20 to 13.20
Equity - Common Stock	1,711,514	Market Approach	EBITDA Multiple	11.50	10.90 to 13.00
Total	$28,211,462

(1) Recovery amounts involve various unobservable inputs including probabilities of different recovery scenarios, valuation multiples under such scenarios, and the timing to realize the associated recovery values.

(2) Weighted by fair value.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Significant increases in illiquidity discounts, PIK discounts and market yields would result in significantly lower fair value measurements. Significant increases in EBITDA multiples or recent transactions values would result in significantly higher fair value measurements.

Note 5. Borrowings

On June 14, 2023, the Company, through BDC II SPV, entered into a 1.5 year, $20.0 million Loan, Security and Collateral Management Agreement (the "Agreement") with Capital One, N.A and Webster Bank, N.A., which was secured by collateral consisting primarily of loans in the Company’s investment portfolio. On May 20, 2024, the Company amended the Agreement to include Capital One, N.A. only.

The borrowings under the Agreement, which were repayable on September 15, 2026, bore interest at a rate per annum equal to SOFR plus 3.25%, so long as no event of default had occurred (as defined in the Agreement). The default interest rate would be equal to the interest rate then in effect plus 2.00%. Any undrawn funds during the investment period, which terminated on September 15, 2025, were subject to the payment of unused fee of 0.75% per annum.

On January 15, 2026, the Agreement was amended and restated (the "A&R Capital One Revolving Financing Agreement") resulting in an increased maximum borrowing capacity of $50.0 million which can be drawn upon until January 15, 2029. Amounts borrowed under the A&R Capital One Revolving Financing Agreement are repayable on January 15, 2031 and bear interest at a rate per annum equal to SOFR plus 2.25%, so long as no event of default has occurred (as defined in the A&R Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%. The maximum borrowing capacity may increase automatically to $200.0 million upon the Company’s providing notice certifying that specified borrowing-base criteria, including the number of eligible obligors, have been satisfied and it may further increase up to $400.0 million, subject to lender approval.

The A&R Capital One Revolving Financing Agreement required the payment of an upfront fee of 0.75% of the available borrowings at closing and requires the payment of an unused fee ranging from 0.25% to 0.625% annually for any undrawn amounts. Borrowings under the A&R Capital One Revolving Financing Agreement are based on a borrowing base. The A&R Capital One Revolving Financing Agreement generally requires payment of interest and fees on a quarterly basis. Any prepayment made during the first year following the closing is subject to a 1.00% premium. All outstanding principal is due on the maturity date. The Agreement also requires mandatory prepayment of interest and principal upon certain events.

For the three months ended March 31, 2026 and 2025, the weighted average outstanding debt balance was $14.3 million and $17.2 million, respectively, and the weighted average stated interest rate for overall debt outstanding was 6.1% and 7.7%, respectively.

As of March 31, 2026 and December 31, 2025, the fair value of the Company's borrowings was $22.4 million and $14.5 million, respectively, which approximated the carrying value and is estimated based on the rate at which similar facilities would be priced. The Company concluded that this was Level 3 fair value under ASC 820.

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

Debt Maturities

Set forth below is the aggregate principal amount of our debt as of March 31, 2026 and December 31, 2025 (excluding unamortized premiums, net and unamortized debt issuance costs) maturing during the following years:

	March 31, 2026	December 31, 2025
2026	$—	$14,500,000
2027	—	—
2028	—	—
2029	—	—
2030 and thereafter	22,444,397	—
Total debt	$22,444,397	$14,500,000

Note 6. Indemnification, Guarantees, Commitments and Contingencies

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to be made. As such, the Company has not accrued any liability in connection with such indemnifications.

For the periods ended March 31, 2026 and December 31, 2025, there were no distributions declared by the Company's Board. During each of the three months ended March 31, 2026 and 2025, the Company made no distributions to the holder of the common shares of beneficial interest.

Loans purchased by the Company may include revolving credit agreements or other financing commitments obligating the Company to advance additional amounts on demand. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the A&R Capital One Revolving Financing Agreement) to fund such unfunded loan commitments should the need arise.

The following tables detail the Company’s unfunded commitments to portfolio companies as of March 31, 2026:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - Delayed Draw Term Loan	$164,308	$—	1.00%	1/2/2027
Accelevation, LLC - Revolver	205,128	—	0.50%	1/2/2031
Argano, LLC - Revolver	72,464	—	0.50%	8/23/2029
Integrity Marketing Acquisition, LLC - Delayed Draw Term Loan	188,618	—	1.00%	8/27/2026
Integrity Marketing Acquisition, LLC - Revolver	168,501	—	0.50%	8/25/2028
Uniguest Holdings - Delayed Draw Term Loan	476,190	—	1.00%	11/27/2026
Uniguest Holdings - Revolver	142,857	—	0.50%	11/27/2030
Total Unfunded Commitments at March 31, 2026	$1,418,066	$—

The following tables detail the Company’s unfunded commitments to portfolio companies as of December 31, 2025:

Investments	Unfunded Commitment	Fair Value	Annual Non-use Fee	Expiration Date
Accelevation, LLC - Delayed Draw Term Loan	$164,308	$—	1.00%	1/2/2027
Accelevation, LLC - Revolver	256,410	—	0.50%	1/2/2031
Argano, LLC - Revolver	72,464	—	0.50%	8/23/2029
Integrity Marketing Acquisition, LLC - Delayed Draw Term Loan	24,621	—	1.00%	8/27/2026
Integrity Marketing Acquisition, LLC - Revolver	24,099	—	0.50%	8/25/2028
Uniguest Holdings - Delayed Draw Term Loan	476,190	—	1.00%	11/27/2026
Uniguest Holdings - Revolver	142,857	—	0.50%	11/27/2030
Total Unfunded Commitments at December 31, 2025	$1,160,949	$—

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

Note 7. Agreements and Related Party Transactions

During the three months ended March 31, 2025, the Company had not entered into the Investment Advisory and Administration Agreements with the Adviser. The following table provides a summary of related party transactions under the Investment Advisory and Administration Agreements with the Adviser for the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026
Base management fees	$103,801
Waiver of base management fees	(103,801)
Income-based incentive fees	—
Waiver of income-based incentive fees	—
Capital gains fee	—
Allocation of administrative costs from Adviser(1)	59,650
Total net expense to affiliates	$59,650

(1) Balance is reported within Other expenses on the Consolidated Statements of Operations.

As of December 31, 2025, the Company had not entered into the Investment Advisory and Administration Agreements with the Adviser. The following table provides a summary of related party transactions under the Investment Advisory and Administration Agreements with the Adviser as of March 31, 2026:

March 31, 2026
Due from affiliate	$—
Total amount due from affiliate	$—

Base management fees payable	$—
Income-based incentive fees payable	—
Capital gains fee payable	—
Due to Adviser(1)	634,119
Total amount due to affiliate	$634,119

(1) Balance represents allocation of administrative costs from Adviser payable and reimbursable expenses due to Adviser as reported on the Consolidated Statements of Assets and Liabilities.

Investment Advisory Agreement

On January 5, 2026, the Company entered into an Investment Advisory Agreement with the Adviser. Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”).

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 1.25% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s net assets at the end of the two most recently completed calendar quarters. For the Company’s first calendar quarter, the Management Fee is calculated based on the weighted average of the Company’s net assets as of such quarter-end.

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first part of the Incentive Fee is based on the Company’s income (or, if applicable, a Class's allocable share of such income) (the “Income Incentive Fee”) and the second part is based on its capital gains (the “Capital Gains Incentive Fee”), each as described below.

The Company pays the Adviser an Income Incentive Fee each quarter equal to 12.50% of the amount by which Pre-Incentive Fee Net Investment Income (as defined below) for the quarter exceeds a hurdle rate of 1.25% (which is 5.0% annualized) of the Company’s, or Class's, as applicable, net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision.

The 100% “catch-up” provision for Pre-Incentive Fee Net Investment Income in excess of the 1.25% “hurdle rate” is intended to provide the Adviser with an incentive fee of 12.50% on all Pre-Incentive Fee Net Investment Income when that amount equals 1.4286% in a calendar quarter (5.7143% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

and catch-up is achieved, 12.50% of any Pre-Incentive Fee Net Investment Income in excess of 1.25% in any calendar quarter is payable to the Adviser.

“Pre-Incentive Fee Net Investment Income” means dividends (including reinvested dividends), interest and fee income accrued by the Company (or, if applicable, a Class's allocable share of such income), during the calendar quarter, minus the Company's operating expenses (or, if applicable, a Class's allocable share of such operating expenses) for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement (as defined below) to the Administrator (as defined below), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID) and debt instruments with PIK interest and zero coupon securities, accrued income that the Company may not have received in cash. The Adviser is not obligated to reimburse the Company for any amount of such incentive fee if the Company incurs losses or does not receive deferred income which was previously accrued.

The second component of the Incentive Fee, the Capital Gains Incentive Fee, will be determined and payable annually in arrears at the end of each calendar year or, in the event of the termination of the Investment Advisory Agreement, the date on which such event occurs. At the end of each calendar year (or termination of the Investment Advisory Agreement), the Company will pay the Adviser a Capital Gains Incentive Fee equal to 12.50% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as the Adviser.

During the three months ended March 31, 2026, the Adviser earned a management fee of $103,801, which was waived. No incentive fees were earned by the Adviser during the three months ended March 31, 2026.

Administration Agreement

On January 5, 2026, the Company entered into an Administration Agreement with the Adviser. The Adviser in its capacity as administrator (the “Administrator”) provides all administrative services necessary for the Company to operate pursuant to the Administration Agreement between the Company and the Administrator. The Administration Agreement provides that the Administrator will furnish the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, our required administrative services, which will include being responsible for the financial and other records that the Company is required to maintain and preparing reports to shareholders and reports and other materials filed with the SEC. In addition, the Administrator will assist the Company in determining and publishing its net asset value, oversee the preparation and filing of the Company’s tax returns and the printing and dissemination of reports and other materials to shareholders, and generally oversee the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. In full consideration of the provision of the services of the Administrator, the Company shall reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. To the extent that the Administrator outsources any of its functions under the Administration Agreement, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator. While there is no limit on the total amount of expenses the Company may be required to reimburse to the Administrator under the Administration Agreement, the Administrator will only charge the Company for the actual expenses it incurs on the Company’s behalf, or the Company’s allocable portion thereof, without any profit to the Administrator.

Under the Administration Agreement, the Administrator will provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. If requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator will be paid an additional amount based on the services provided, which will not exceed the amount the Company receives from such portfolio companies for providing this assistance.

As of March 31, 2026 and December 31, 2025, the Company recorded a Due to Adviser balance of $634,119 and $680,971, respectively, on the Unaudited Consolidated Statements of Assets and Liabilities relating to reimbursable expenses owed to the Adviser for rendering to the Company and paying on behalf of the Company for some administration services. During the three months ended March 31, 2026, the Company incurred allocation of administrative costs from the Adviser of $59,650 and made payment to the Adviser of $271,417 for reimbursable expenses paid by Adviser and allocation of administrative costs from Adviser under the Administration Agreement. During

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

the three months ended March 31, 2025, the Company incurred expenses reimbursable to the Adviser of $27,319 and made no payments to the Adviser under the Administration Agreement.

Co-investment Exemptive Relief

On July 20, 2021, the SEC issued an order, which superseded a prior order issued on March 19, 2019, granting certain of the Company’s affiliates exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers (the “Exemptive Relief”). Under the terms of the Exemptive Relief, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (each, an “Independent Trustee”) must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies.

License Agreement

On January 5, 2026, the Company entered into a license agreement with the Adviser under which the Adviser agrees to grant the Company a non-exclusive, royalty-free license to use the name “Investcorp.” Under this agreement, the Company has a right to use the “Investcorp” name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Investcorp” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with the Adviser is in effect and Investcorp is the majority owner of the Adviser.

Note 8. Trustees' Fees

The Company will pay each Independent Trustee an annual retainer of $30,000 for their service on the Board and any committee of the Board plus $500 per Board meeting attended. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with each Board and committee meeting attended in person. The Company has obtained trustees’ and officers’ liability insurance on behalf of the trustees and officers. For the three months ended March 31, 2026 and 2025, the Company recorded trustees' fees of $27,000 and $0. As of March 31, 2026 and December 31, 2025, there were trustees' fees payable of respectively $46,500 and $19,500, which are included within accrued expenses and other liabilities on the Unaudited Consolidated Statements of Assets and Liabilities.

Note 9. Net Change in Net Assets Resulting from Operations Per Share

Net change in net assets resulting from operations per share is computed by dividing net change in net assets resulting from operations available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net change in net assets per share from operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net (decrease) in net assets resulting from operations	$(1,668,624)	$(357,089)
Weighted average common shares of beneficial interest outstanding	1,652,579	1,245,000
Basic/diluted net (decrease) in net assets from operations per share	$(1.01)	(0.29)

Note 10. Share Transactions

The following table summarizes the total common shares of beneficial interest issued for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	1,245,000	1,245,000
Issuance of common shares of beneficial interest	431,554	—
Balance at end of period	1,676,554	1,245,000

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

Note 11. Financial Highlights

The following represents the per share data and the ratios to average net assets for the Company for three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$21.13	$22.51
Income from investment operations:
Net investment income(1)	(0.04)	0.07
Net realized and unrealized gains (losses)(1)	(0.97)	(0.36)
Net increase in net assets resulting from operations	(1.01)	(0.29)
Less: Capital transactions
Offering costs	(0.30)	—
Total Capital transactions	(0.30)	—
Net asset value, end of period	$19.82	$22.22
Shares outstanding at end of period	1,676,554	1,245,000
Total return(2)(3)	-6.18%	-1.29%

Ratio/Supplemental Data:
Net assets, at end of period	$33,237,102	$27,667,807
Ratio of total expenses to average net assets(4)	15.40%	11.95%
Ratio of net expenses to average net assets(4)	13.98%	11.95%
Ratio of net investment income before fee waiver to average net assets(4)	-2.23%	3.05%
Ratio of net investment income after fee waiver to average net assets(4)	-0.82%	3.05%
Asset Coverage Ratio(5)	248.09%	272.31%
Portfolio turnover rate(6)	8.99%	4.23%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Total return displayed is net of all fees, including all operating expenses such as management fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning net asset value per share.
(3)
Total return has not been annualized.
(4)
The ratios, excluding non-recurring expenses such as organization expenses, have been annualized.
(5)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value. Portfolio turnover rates that cover less than a full period are not annualized.

Note 12. Other Fee Income

The other fee income consists of amendment fees, prepayment fee income and other fees and income. The following table summarizes the Company’s other fee income for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026	2025
Prepayment fees	$—	$53,465
Other fees	16,968	10,562
Other fee income	$16,968	$64,027

Investcorp US Private Credit BDC II and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited) - continued

March 31, 2026

Note 13. Tax Information

As of March 31, 2026, the Company’s aggregate investment unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

March 31, 2026
Tax cost	$44,961,886
Gross unrealized appreciation	284,478
Gross unrealized depreciation	(2,423,413)
Net unrealized investment depreciation	$(2,138,935)

Note 14. Segment Reporting

An operating segment is defined by ASC 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s president and chief executive officer, and the chief financial officer act as the Company’s CODM. The Company represents a single operating segment, as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its offering memorandum, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of changes in net assets (i.e. net increase in net assets resulting from operations), which is used by the CODM to make resource allocation decisions for the fund’s single segment and as a key metric in determining the amount of dividends to be distributed to the Company's shareholders, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Unaudited Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Unaudited Consolidated Statements of Operations.

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Subsequent to March 31, 2026 and through May 14, 2026, the Company invested a total of $4.6 million, at cost, which included investments in one new and one existing portfolio company. As of May 14, 2026, the Company had investments in 24 portfolio companies.

On May 6, 2026, the Board declared a distribution of $0.05 per share for the quarter ending March 31, 2026 payable in cash on May 27, 2026 to stockholders of record as of May 8, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this report.

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our Amendment No. 1 to the Registration Statement on Form 10 under Item 1A, and in our other filings with the SEC that we make from time to time. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, and include statements regarding the following, without limitation:

•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
our business prospects and the prospects of our portfolio companies;
•
the return or impact of current and future investments;
•
the impact of global health pandemics, such as the coronavirus pandemic or other large scale events, on our portfolio companies’ business and the global economy;
•
our contractual arrangements and relationships with Investcorp and its affiliates;
•
our contractual arrangements and relationships with lenders and other third parties;
•
actual and potential conflicts of interest with the Adviser (as defined below);
•
the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;
•
the impact of fluctuations in interest rates on our business;
•
the elevating levels of inflation and its impact on our investment activities and the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and as a business development company (“BDC”);
•
our ability to obtain exemptive relief from the U.S. Securities and Exchange Commission (“SEC”);
•
the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and
•
the effect of new or modified laws or regulations governing our operations.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of filing of this report. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, actual results and/or events could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rules or regulations. You are advised to consult any additional disclosures that we may make directly to you or through reports that we file from time to time with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Investcorp US Private Credit BDC II (the “Company”, “us”, “we” or “our”), a Delaware statutory trust organized that commenced operations on January 25, 2023, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated and to qualify annually as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We invest primarily in middle-market companies that have annual revenues of at least $50 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least $10 million through first lien, unitranche (loans that combine both senior and subordinated debt, generally in a first lien position), second lien, and unsecured debt financing, often with corresponding equity of portfolio companies through warrants. The Company expects that such equity investments will make up less than 1% of the Company’s total assets (measured at the time of investment).

CM Investment Partners LLC (the “Adviser”) serves as our investment adviser. On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed by Cyrus Capital and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). On August 31, 2023, Investcorp acquired approximately an additional 7% ownership interest in the Adviser. On December 12, 2024, Investcorp assigned its ownership of the Adviser to IVC Credit Management Financing, LLC, its parent entity and the entity that manages Investcorp’s US credit management regulated entities. Investcorp and its credit advisory affiliates are a leading global credit investment platform with assets under management of $21.5 billion as of March 31, 2026. Investcorp and its credit advisory affiliates manage funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 50 investment professionals in London and New York. Investcorp is a subsidiary of Investcorp Holdings B.S.C. (“Investcorp Holdings”). Investcorp Holdings and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group.” Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis.

We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser, pursuant to which the Adviser provides us with investment advisory and the administrative services necessary for our operations. See “Note 7. Agreements and Related Party Transactions” in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding the Investment Advisory Agreement and Administration Agreement and the fees and expenses paid or reimbursed by us thereunder.

From time to time, we may form taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes, to allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code. As of each of March 31, 2026 and December 31, 2025, we had no Taxable Subsidiaries.

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common shares of beneficial interest if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

On January 25, 2023, Investcorp Investment Holdings Limited, an affiliate of the Adviser, purchased 1,245,000 shares of beneficial interest of the Company at $20.00 per share, which shares were later assigned to Investcorp BDC Holdings Limited.

Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Quarterly Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see Part I, Item 1A. Risk Factors in our Amendment No. 1 to the Registration Statement on Form 10.

Critical accounting estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Amendment No. 1 to the Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our portfolio investments, including our investment valuation policy (which has been approved by our board of trustees (the “Board”)), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Amendment No. 1 to the Registration Statement on Form 10. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements

Valuation of portfolio investments

We value our investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and U.S. GAAP, and in accordance with the Company’s valuation methodologies. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

For purposes of Section 2(a)(41) and Rule 2a-5 under the 1940 Act, a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.

Investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value shall be subject to the fair value determination requirements under Rule 2a-5 and subject to the Company’s valuation procedures. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our Portfolio Investments at fair value as determined in good faith by the Board using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

With respect to investments for which market quotations are not readily available, the Board will undertake a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process begins with each investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;
•
preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser;
•
on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by the Board;
•
the audit committee of the Board will then review these preliminary valuations and make a recommendation to the Board regarding the valuations; and
•
the Board will then discuss these preliminary valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the audit committee of the Board.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the portfolio company’s performance against our expectations, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

Our investments are categorized based on the types of inputs used in their valuation. The level in the U.S. GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by U.S. GAAP into the three broad levels as follows:

•
Level I Investments valued using unadjusted quoted prices in active markets for identical assets;
•
Level II Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments; and
•
Level III Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

Determination of fair value involves subjective judgments. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

As of March 31, 2026, our investment portfolio, valued at fair value in accordance with Board-approved valuation policy, represented 72.2% of our total assets, as compared to 88.6% of our total assets as of December 31, 2025.

See Note 2. “Significant Accounting Policies – Investment Valuation” and Note 4. “Investments” in the notes to the consolidated financial statements included in our Amendment No. 1 to the Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q for more information on our valuation process.

Financing Facility

On June 14, 2023, the Company, through Investcorp US Private Credit BDC II SPV, LLC, its wholly-owned subsidiary, entered into the $20 million Capital One Revolving Financing Agreement with Capital One, National Association (“Capital One”) and Webster Bank, N.A., which is secured by collateral consisting primarily of loans in its investment portfolio. On May 20, 2024, the Company amended the Capital One Revolving Financing Agreement to include Capital One as the only lender. The Capital One Revolving Financing Agreement, as amended, was to mature on September 14, 2026, and featured a reinvestment period that ended on September 12, 2025. Borrowings under the Capital One Revolving Financing Agreement would generally bear interest payable on a quarterly basis at a rate per annum equal to the SOFR plus 3.25%, so long as no event of default has occurred (as defined in the Capital One Revolving Financing Agreement) and any remaining outstanding principal amount would be payable as of September 14, 2026. The default interest rate would be equal to the interest rate then in effect plus 2.00%.

The Capital One Revolving Financing Agreement required the payment of an upfront commitment fee and an administration fee on or prior to the closing and requires the payment of an administration fee at the end of each full quarter, in addition to an unused fee of 0.75% annually for any undrawn amounts of the Capital One Revolving Financing Agreement. Borrowings under the Capital One Revolving Financing Agreement are based on a borrowing base. The Capital One Revolving Financing Agreement also requires mandatory prepayment of interest and principal upon certain events.

On January 15, 2026, the Capital One Revolving Financing Agreement was amended and restated (the "A&R Capital One Revolving Financing Agreement ") resulting in an increased maximum borrowing capacity of $50.0 million which can be drawn upon until January 15, 2029. Amounts borrowed under the A&R Capital One Revolving Financing Agreement are repayable on January 15, 2031 and bear interest at a rate per annum equal to SOFR plus 2.25%, so long as no event of default has occurred (as defined in the A&R Capital One Revolving Financing Agreement). The default interest rate will be equal to the interest rate then in effect plus 2.00%. The maximum borrowing capacity may increase automatically to $200.0 million upon the Company’s providing notice certifying that specified borrowing-base criteria, including the number of eligible obligors, have been satisfied and it may further increase up to $400.0 million, subject to lender approval.

The A&R Capital One Revolving Financing Agreement requires the payment of an upfront fee of 0.75% of the available borrowings at closing and requires the payment of an unused fee ranging from 0.25% to 0.625% annually for any undrawn amounts. Borrowings under the A&R Capital One Revolving Financing Agreement are based on a borrowing base. The A&R Capital One Revolving Financing Agreement generally requires payment of interest and fees on a quarterly basis. Any prepayment made during the first year following the closing is subject to a 1.00% premium. All outstanding principal is due on the maturity date. The A&R Capital One Revolving Financing Agreement also requires mandatory prepayment of interest and principal upon certain events.

As of March 31, 2026 and December 31, 2025, there were $22.4 million and $14.5 million in borrowings outstanding under the Capital One Revolving Financing, respectively.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. In each case, the company must be organized in the United States. As of March 31, 2026, the Company did not hold any non-qualifying assets in its portfolio.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we timely distribute to our stockholders.

Revenues

We generate revenue in the form of interest income from debt investments, dividends from our equity interests, and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income. Our debt investments are typically expected to have a term of seven years with an average duration of four years. Interest from our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may include PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases.

Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Investment Advisory Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of our Administrator or its affiliates, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company. We bear all other costs and expenses of its operations and transactions, including those listed in the Investment Advisory Agreement. See “Item 1. Business – Investment Advisory Agreement.”

•
organizational and offering expenses;
•
fees and expenses incurred in valuing the Company's assets and computing its net asset value per share of the applicable share class (including the cost and expenses of any independent valuation firm);
•
fees and expenses incurred by the Adviser or payable to third parties, including agents, consultants or other advisers, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
•
interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;
•
offerings of the Company’s shares and other securities;
•
investment advisory and management fees payable under the Investment Advisory Agreement;
•
administration fees payable to the Administrator;
•
transfer agent and custody fees and expenses;
•
federal and state registration fees;
•
all costs of registration and listing the Company’s shares on any securities exchange;
•
federal, state and local taxes;
•
independent trustees’ fees and expenses;
•
costs of preparing and filing reports or other documents required by the SEC or other regulators;
•
costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•
the costs associated with individual or group shareholders;
•
the Company’s allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•
direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•
all other non-investment advisory expenses incurred by the Company or the Adviser in connection with the administering the Company’s business, such as the allocable portion of overhead under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer and their respective staffs.

Portfolio and Investment Activity

Portfolio Composition

We invest primarily in middle-market companies in the form of standalone first and second lien loans and unitranche loans. We may also invest in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments. As of March 31, 2026, our investment portfolio of $42.8 million (at fair value) consisted of debt investments in 23 portfolio companies, of which 95.8% were senior secured first lien investments. As of December 31, 2025, our investment portfolio of $37.3 million (at fair value) consisted of debt investments in 21 portfolio companies, of which 91.9% were senior secured first lien investments.

We use Global Industry Classification Standard (“GICS”) codes to identify the industry groupings of our portfolio companies. At March 31, 2026 and December 31, 2025, respectively, the industry composition of our portfolio in accordance with the GICS codes at fair value, as a percentage of our total portfolio, was as follows:

Industry Classification	March 31, 2026	December 31, 2025
Diversified Consumer Services	11.76%	13.56%
IT Services	11.67%	13.30%
Software	11.33%	5.53%
Professional Services	11.30%	13.57%
Insurance	9.46%	6.38%
Trading Companies & Distributors	7.69%	8.81%
Specialty Retail	6.89%	7.84%
Food Products	6.64%	7.29%
Hotels, Restaurants, and Leisure	6.21%	—%
Commercial Services & Supplies	5.77%	6.66%
Interactive Media and Services	5.39%	6.25%
Construction & Engineering	4.62%	5.15%
Household Durables	0.82%	1.07%
Containers & Packaging	0.45%	1.08%
Health Care Providers & Services	—%	3.51%
Total	100.00%	100.00%

During the three months ended March 31, 2026, we made investments in two new portfolio companies and two existing portfolio companies. Investments in new and existing portfolio companies, to which we were not previously contractually committed to provide financial support, totaled approximately $10.4 million. Of these investments, 100% consisted of first lien investments and none were in equity, warrants, and other investments.

During the three months ended March 31, 2025, we made one investment in a new portfolio company and none in existing portfolio companies. This investment totaled approximately $1.3 million. Of these investments, 100% consisted of first lien investments and none were in equity, warrants, and other investments.

At March 31, 2026, 100% of our debt investments bore interest based on floating rates based on indices such as SOFR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate (in certain cases, subject to interest rate floors), and none bore interest at fixed rates.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2026, there were $1.4 million of unfunded commitments. We maintain sufficient liquidity to fund such unfunded loan commitments should the need arise.

Asset Quality

In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric rating scale, with higher ratings indicating greater risk profiles. The following is a description of the conditions associated with each investment rating:

Investment Rating 1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

Investment Rating 2

Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. Generally, all new investments are initially rated 2.

Investment Rating 3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected.

Investment Rating 4/5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often or almost always in workout.

If the Adviser determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, the Adviser will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. While the investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that will be performed. The frequency of the Adviser’s monitoring of an investment will be determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing the investment.

The following table shows the investment ratings of the investments in our portfolio, according to the Adviser’s investment rating system as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
Investment Rating	Fair Value	% of Portfolio	Number of Investments	Fair Value	% of Portfolio	Number of Investments
1	$1,619,750	3.8%	3	$1,572,288	4.2%	3
2	32,322,584	75.5%	22	27,000,810	72.3%	22
3	8,527,545	19.9%	6	8,375,605	22.4%	6
4	353,070	0.8%	1	398,241	1.1%	1
5	—	—	1	—	—	—
Total	$42,822,949	100.0%	33	$37,346,944	100.0%	32

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Investment income

Investment income, attributable primarily to interest and fees on our debt investments, for the three months ended March 31, 2026 and March 31, 2025 was $0.9 million and $1.0 million, respectively. The decrease in investment income for the three months ended March 31, 2026 was primarily due to a decrease in interest income due to lower average interest rates.

Expenses

Total expenses for the three months ended March 31, 2026 and March 31, 2025 were $1.0 million and $0.9 million, respectively, and were attributable primarily to interest expense, custodian and administrator fees, organizational costs and professional fees. The increase in expenses for the three months ended March 31, 2026 was primarily due to an increase in custodian and administrator fees, allocation of administrative costs from Adviser, insurance expense and trustees' fees that were offset by a decrease in interest expense due to mostly lower interest rate as a result of an amendment of the Capital One Revolving Financing Agreement.

Net investment income

Net investment income for the three months ended March 31, 2026 and March 31, 2025 was $(0.1) million and $0.1 million, respectively. The decrease in net investment income for the three months ended March 31, 2026 was primarily due to an increase in expenses.

Net realized gain or loss

The net realized loss on investments totaled $(5,945) for the three months ended March 31, 2026 and the net realized gain on investments totaled $0.3 million for the three months ended March 31, 2025. The realized loss for the three months ended March 31, 2026 was primarily driven by the sale of the investment in Asurion, LLC. The realized gain for the three months ended March 31, 2025 was primarily driven by the restructuring of Sandvine Corporation.

Net change in unrealized (depreciation) appreciation on investments

We recorded a net change in unrealized depreciation of $1.6 million for the three months ended March 31, 2026 primarily due to the decrease in fair value of our investments in Discovery Behavioral equity and in the Modena first lien term loan. We recorded a net change in unrealized depreciation of $0.7 million for the three months ended March 31, 2025, primarily due to the decrease in fair value of our investment in LABL, Inc. and the realization of unrealized gains in the restructuring of Sandvine Corporation.

Liquidity and Capital Resources

Our primary liquidity needs include interest and principal repayments under the Capital One Revolving Financing, our unfunded loan commitments (if any), investments in portfolio companies, dividend distributions to our stockholders and operating expenses. We believe that our current cash on hand and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and prepayments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “Market Developments” above and the risk factors referenced in our Amendment No. 1 to the Registration Statement on Form 10.

Cash flows

For the three months ended March 31, 2026, our cash and cash equivalents and restricted cash and cash equivalents balance increased by $12.1 million. During that period, $4.5 million in net cash was used in operating activities, primarily for investments of $7.9 million in portfolio companies, offset by proceeds from sale and repayment of investments of $3.6 million. During that same period, $16.6 million in net cash was provided by financing activities, primarily from borrowings of $15.5 million under the Capital One Revolving Financing, proceeds from the issuance of common shares of $9.1 million, offset by repayments of $7.6 million under the Capital One Revolving Financing and payments of $0.4 million of financing costs.

Capital resources

As of March 31, 2026, we had $1.6 million of cash and cash equivalents as well as $14.3 million in restricted cash and cash equivalents and $27.6 million of capacity under the Capital One Revolving Financing. As of March 31, 2026, we had $22.4 million of senior securities outstanding at par value and our asset coverage ratio based on par value was 248.1%. We intend to generate additional cash primarily from future offerings of equity and/or debt securities, future borrowings or debt issuances, as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As discussed below in further detail, we intend to elect to be treated as a RIC under the Code. To maintain our RIC status, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends. Our net taxable income does not necessarily equal our net income as calculated in accordance with U.S. GAAP.

Asset coverage requirements

On December 14, 2023 and again on December 18, 2025, the sole shareholder of the Company approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective December 18, 2025, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2026, our asset coverage for borrowed amounts was 248.1%.

Regulated Investment Company Status and Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code. If we qualify as a RIC for a taxable year, we will not be subject to corporate-level U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify and continue to qualify for RIC tax treatment, we must, among other things, distribute to our stockholders, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). We will also be subject to a federal excise tax, based on distributive requirements of our taxable income on an annual basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Capital One Revolving Financing and any other borrowing or financing arrangement we or our subsidiaries may have may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the agreements governing our borrowing or financial arrangements. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable U.S. Department of the Treasury (“Treasury”) Regulations and a Revenue Procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder elects to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury Regulations or private letter rulings.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2026, our off-balance sheet arrangements consisted of $1.4 million in unfunded commitments to four of our portfolio companies. As of December 31, 2025, our off-balance sheet arrangements consisted of $1.2 million in unfunded commitments to four of our portfolio companies. We maintain sufficient liquidity (through cash on hand and available borrowings under our Capital One Revolving Financing) to fund such unfunded loan commitments should the need arise.

Recent Developments

Subsequent to March 31, 2026 and through May 14, 2026, we invested a total of $4.6 million, at cost, which included investments in one new and one existing portfolio company. As of May 14, 2026, we had investments in 24 portfolio companies.

On May 6, 2026, the Board declared a distribution of $0.05 per share for the quarter ending March 31, 2026 payable in cash on May 27, 2026 to stockholders of record as of May 8, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations. Based on our in-place portfolio with certain interest rate floors and our financing at

March 31, 2026, a 1.00% increase in interest rates would increase our net interest income by approximately 5.44% and a 2.00% increase in interest rates would increase our net interest income by approximately 13.82%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, the Adviser, nor our subsidiaries, nor any of our respective property, are currently subject to any material legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these matters will materially affect our financial condition or results of operations. There can be no assurance whether any current or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Form 10-12G/A for the period ended December 31, 2025 (filed with the SEC on March 4, 2026). If any of such changes or risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our shares could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We have entered and expect to enter into Subscription Agreements with investors in connection with the private offering, pursuant to which we expect to issue and sell our shares under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made.

On January 5, 2026, the Company completed a closing of capital commitments in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws. In connection with the Initial Closing, the Company issued approximately 430,000 shares to shareholders for an aggregate purchase price of $9.1 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Amended and Restated Agreement and Declaration of Trust.(1)
3.2	Bylaws.(2)
10.1

Amended and Restated Loan, Security and Collateral Management Agreement, dated January 15, 2026, by and among CM Investment Partners, LLC, as collateral manager, Investcorp US Private Credit BDC II SPV, LLC, as borrower, each of the lenders from time to time party thereto, Capital One, National Association, as administrative agent, swingline lender and as arranger, U.S. Bank Trust Company, National Association, as collateral custodian and U.S. Bank National Association, as document custodian.(3)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 (File No. 000-58610), filed with the SEC on January 5, 2026.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-58610), filed with the SEC on January 5, 2026.
(3)
Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56810), filed with the SEC on March 4, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2026
INVESTCORP US PRIVATE CREDIT BDC II
	By:	/s/ Suhail A. Shaikh
Suhail A. Shaikh
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Andrew Muns
Robert Andrew Muns
Chief Financial Officer
(Principal Financial Officer)